Form 10-Q
period 1999-06-30
CREO PRODUCTS INC
filed 1999-08-16
CIK 1058664

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C.  20549

                           FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended          June 30, 1999

Commission file Number   000-26571


                       Creo Products Inc.
     (Exact name of registrant as specified in its charter)


       Vancouver, B.C.
(State or other jurisdiction of
 incorporation or organization)

    3700 Gilmore Way, Burnaby, B.C.                V5G 4M1
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code:
(604) 451-2700

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          YES [X]                            NO [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

     Common Stock, NPV - 30,072,182 shares as of August 11, 1999


                PART I. - FINANCIAL INFORMATION

                       CREO PRODUCTS INC.

    CONSOLIDATED STATEMENTS OF LOSS AND ACCUMULATED DEFICIT

              FOR THE THREE MONTHS AND NINE MONTHS

                  ENDED JUNE 30, 1999 AND 1998
                          (Unaudited)

(Amounts in thousands of U.S. dollars, except per share data)

                              Three months ended  Nine months ended
                                   June 30             June 30
                              ------------------  -----------------
                                1999      1998      1999      1998
                              -------   -------   --------  -------
Product revenue               $36,796   $30,835   $101,690  $84,055
Service revenue                 7,524     3,037     20,687    9,066
                              -------   -------   --------  -------
                               44,320    33,872    122,377   93,121
Cost of sales                  23,669    18,325     64,357   51,514
                              -------   -------   --------  -------
                               20,651    15,547     58,020   41,607
                              -------   -------   --------  -------

Research and development, gross 8,771     5,098     22,027   14,060
R&D funding                    (4,671)   (3,487)   (12,652)  (9,216)
                              -------   -------   --------  -------
Research and development, net   4,100     1,611      9,375    4,844
Sales and marketing             7,625     5,723     22,021   15,824
General and administration      2,591     2,189      6,574    6,068
                              -------   -------   --------  -------
                               14,316     9,523     37,970   26,736
                              -------   -------   --------  -------

Earnings from operations        6,335     6,024     20,050   14,871
Other income (expenses) and
  foreign exchange gain (loss)  1,320      (278)       727   (1,077)
                              -------   -------   --------  -------
Earnings before income taxes    7,655     5,746     20,777   13,794
Income tax expense              2,943     2,219      8,434    5,141
                              -------   -------   --------  -------
Net earnings for period       $ 4,712   $ 3,527   $ 12,343  $ 8,653
                              =======   =======   ========  =======

Earnings per common share
  - basic                     $  0.17   $  0.14   $   0.45  $  0.35
                              =======   =======   ========  =======
  - fully diluted (Cdn GAAP)  $  0.15   $  0.13   $   0.41  $  0.32
                              =======   =======   ========  =======
  - fully diluted (US GAAP)   $  0.16   $  0.10   $   0.43  $  0.29
                              =======   =======   ========  =======

Retained earnings (deficit),
 beginning of the period      $10,825   $(2,770)  $  3,194  $(7,896)
Net earnings for period         4,712     3,527     12,343    8,653
                              -------   -------   --------  -------
Retained earnings (deficit)
 end of the period            $15,537   $   757   $ 15,537  $   757
                              =======   =======   ========  =======




                       CREO PRODUCTS INC.

                  CONSOLIDATED BALANCE SHEETS
                          (Unaudited)

(Amounts in thousands of U.S. dollars)

                                     June 30             June 30
                                      1999                 1998
                                   (Unaudited)           (Audited)
                                   -----------         ------------
ASSETS
Current Assets
  Cash                             $    42,621         $     16,224
  Accounts receivable                   31,987               24,385
  Inventories, at the lower of cost
    and net realizable value            30,232               25,151
  Prepaid expenses                       3,420                2,212
                                   -----------         ------------
Total Current Assets                   108,260               67,972

Capital assets                          38,209               34,146
                                   -----------         ------------
TOTAL ASSETS                       $   146,469         $    102,118
                                   ===========         ============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
Current liabilities
  Accounts payable and accrued
    liabilities                    $    21,040         $     17,878
  Income taxes payable                   2,731                  825
  Future income taxes                       61                   87
  Deferred revenue and deposits         21,321               13,677
  Current portion of long-term debt        296                  943
                                   -----------         ------------
Total Current Liabilities               45,449               33,410

Long-Term Debt                           6,438                6,660

Share Capital
  Unlimited voting common shares, NPV
  and unlimited preffered shares
  issuable in series
    Issued and outstanding -
    28,072,182 (1998: 25,052,098)
    shares                              79,045               58,854

Retained Earnings                       15,537                3,194
                                   -----------         ------------
                                        94,582               62,048
                                   -----------         ------------
TOTAL LIABILITIES AND
 SHAREHOLDER'S EQUITY              $   146,469        $     102,118
                                   ===========         ============



                       CREO PRODUCTS INC.

             CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited)

(Amounts in thousands of U.S. dollars)

                               Three months ended  Nine months ended
                                    June 30             June 30
                               ------------------  -----------------
                                 1999      1998      1999      1998
                               -------   -------   --------  -------
Cash provided by (used in)
  operations:
  Net earnings                 $ 4,712   $ 3,527   $ 12,343  $ 8,653
  Items not affecting cash:
    Amortization                 1,691     1,298      4,289    3,467
    Future income taxes            181       (52)       (26)    (151)
    Incentive shares issued          -         -          -       78
    Loss (gain) on disposal
      of capital assets            (13)      (8)       (49)        2
                               -------   -------   --------  -------
                                 6,571     4,765     16,557   12,049
Changes in non-cash working
  capital:
  Accounts receivable              (64)   (1,278)    (7,601)  (7,545)
  Inventories                   (3,171)     (363)    (5,081)    (476)
  Prepaid expenses                   1       221     (1,209)    (752)
  Accounts payable and accrued
    liabilities                  3,559      (623)      3,162  (1,526)
  Income taxes payable             659       882       1,906   1,060
  Deferred revenue/deposits        534     1,337       7,644     993
                               -------   -------   --------  -------
                                 1,518       176     (1,179)  (8,246)
                               -------   -------   --------  -------
                                 8,089     4,941     15,378    3,803
Cash provided by (used in)
  investing:
  Purchase of capital assets    (2,683)  (15,324)    (8,527) (20,926)
  Proceeds from sale of capital
    assets                          11        77        224    1,029
                               -------   -------   --------  -------
                                (2,672)  (15,247)    (8,303) (19,897)
Cash provided by (used in)
  financing:
  Proceeds from share issues       128       132     20,191      157
  Repayment of long-term debt      (74)     (387)      (869)  (2,713)
                               -------   -------   --------  -------
                                    54      (255)    19,322   (2,556)
                               -------   -------   --------  -------
Increase (decrease) in cash
  and cash equivalents           5,471   (10,561)    26,397  (18,650)
Cash and cash equivalents,
  beginning of period           37,150    22,563     16,224   30,652
                               -------   -------   --------  -------
Cash and cash equivalents,
  end of period                $42,621   $12,002   $ 42,621  $12,002
                               =======   =======   ========  =======

Supplementary information:
  Taxes paid                   $   814   $   498   $  2,794  $ 1,473
  Interest paid                $   110   $   128   $    373  $   402


                       CREO PRODUCTS INC.

                  MANAGEMENT'S DISCUSSION AND
              ANALYSIS OF FINANCIAL CONDITION AND
                     RESULTS OF OPERATIONS

                         June 30, 1999

To Our Shareholders

The three months ended June 30, 1999 was a milestone quarter for the company. On May 14, 1999, we filed our preliminary prospectus both in Canada and the United States. This was the first important step towards the company going public on the NASDAQ and Toronto stock exchanges. In June 1999 we installed our 1000th computer-to-plate system, effectively bringing our install base to more than twice that our nearest competitor.

Our net income for the three months ended June 30, 1999 was the highest in any quarter in the company's history at $4.7 million or $0.16 per share (fully diluted - US GAAP) compared to $3.5 million or $0.10 per share for the three months ended June 30, 1998.

Total revenue for the three months ended June 30, 1999 increased 30.8% to $44.3 million from $33.9 million for the three months ended June 30, 1998. Total revenue for the nine months ended June 30, 1999 increased 31.4% to $122.4 million from $93.1 million for the nine months ended June 30, 1998.

Product revenue from our joint venture with Heidelberg increased 79.0% to $14.5 million for the three months ended June 30, 1999 from $8.1 million for the three months ended June 30, 1998. This increase was primarily due to increased sales activity on the part of Heidelberg. Product revenue from our joint venture with Heidelberg increased 70.0% to $41.6 million for the nine months ended June 30, 1999 from $24.4 million for the nine months ended June 30, 1998.

Service revenue increased 147.7% to $7.5 million for the three months ended June 30, 1999 from $3.0 million for the three months ended June 30, 1998. This increase in service revenue was due to fees generated from additional customer support agreements entered into in connection with new product sales. Service revenue increased 128.2% to $20.7 million for the nine months ended June 30, 1999 from $9.1 million for the nine months ended June 30, 1998.

Cost of sales increased 29.2% to $23.7 million for the three months ended June 30, 1999 from $18.3 million for the three months ended June 30, 1998. This increase was primarily due to the increase in our product sales and our installed customer base. Cost of sales decreased as a percentage of total revenue to 53.4% for the three months ended June 30, 1999 from 54.1% for the three months ended June 30, 1998. Cost of sales increased 24.9% to $64.4 million for the nine months ended June 30, 1999 from $51.5 million for the nine months ended June 30, 1998. Cost of sales decreased as a percentage of total revenue to 52.6% for the nine months ended June 30, 1999 from 55.3% for the nine months ended June 30, 1998.

Gross research and development expenses increased 72.0% to $8.8 million for the three months ended June 30, 1999 from $5.1 million for the three months ended June 30, 1998. This increase was due to a 50.9% increase in the number of research and development personnel and the increase in the amount of materials used for prototyping and developing new products. Gross research and development expenses increased 56.7% to $22.0 million for the nine months ended June 30, 1999 from $14.1 million for the nine months ended June 30, 1998.

Outside funding of our research and product development activities increased 34.0% to $4.7 million for the three months ended June 30, 1999 from $3.5 million for the three months ended June 30, 1998. Outside funding of our research and product development activities increased 37.3% to $12.7 million for the nine months ended June 30, 1999 from $9.2 million for the nine months ended June 30, 1998.

As a result of these factors affecting gross research and development expenses and research and development funding, net research and development expenses, which represent gross research and development expenses less outside funding, increased 154.5% to $4.1 million for the three months ended June 30, 1999 from $1.6 million for the three months ended June 30, 1998. Net research and development expenses increased 93.5% to $9.4 million for the nine months ended June 30, 1999 from $4.8 million for the nine months ended June 30, 1998.

Sales and marketing expenses increased 33.2% to $7.6 million, or 17.2% of total revenue, for the three months ended June 30, 1999 from $5.7 million, or 16.9% of total revenue, for the three months ended June 30, 1998. This increase was primarily due to the increase in sales activity. Sales and marketing expenses increased 39.2% to $22.0 million, or 18.0% of total revenue, for the nine months ended June 30, 1999 from $15.8 million, or 17.0% of total revenue, for the nine months ended June 30, 1998.

General and administration expenses increased 18.4% to $2.6 million, or 5.8% of total revenue, for the three months ended June 30, 1999 from $2.2 million, or 6.5% of total revenue, for the three months ended June 30, 1998. This increase was primarily due to the growth of our business. General and administration expenses increased 8.3% to $6.6 million, or 5.4% of total revenue, for the nine months ended June 30, 1999 from $6.1 million, or 6.5% of total revenue, for the nine months ended June 30, 1998.

Income tax expense increased to $2.9 million, or 38.4% of pre-tax income, for the three months ended June 30, 1999 from $2.2 million, or 38.6% of pre-tax income, for the three months ended June 30, 1998. This increase was primarily due to the increase in our profitability. Income tax expense increased to $8.4 million, or 40.6% of pre-tax income, for the nine months ended June 30, 1999 from $5.1 million, or 37.3% of pre-tax income, for the nine months ended June 30, 1998.

                       CREO PRODUCTS INC.

                           SIGNATURES


     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

                                        CREO PRODUCTS INC.
                                        Registrant

August 12, 1999                         Amos Michelson
Date                                    Amos Michelson
                                        Chief Executive Officer

August 12, 1999                         Tom Kordyback
Date                                    Tom Kordyback
                                        Chief Financial Officer